Form 10-K
period 2024-12-31
Jackson Acquisition Co II
filed 2025-03-18
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42432

Jackson Acquisition Company II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1810786
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2655 Northwinds Parkway

Alpharetta, GA 30009

(Address of principal executive offices and zip code)

(770) 643-5605

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant was not a public company at June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting stockholders’ equity held by non-affiliates at such date. The Registrant’s units began trading on the New York Stock Exchange (the “NYSE”) on December 10, 2024 and the Registrant’s Class A ordinary shares began separate trading on the NYSE on January 30, 2025. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2024, computed by reference to the closing price of the units reported on the NYSE on such date, was approximately $231,380,000.

As of March 18, 2025, there were 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

i

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Jackson Acquisition Company II, a blank check company incorporated on September 11, 2024 as a Cayman Islands exempted company and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to RJ Healthcare SPAC II, LLC. References to “Roth” are to Roth Capital Partners, LLC, representative of the underwriters. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on December 11, 2024. References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

ii

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on September 11, 2024, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search for a target business by concentrating our efforts in identifying high-quality businesses with a focus on healthcare services, healthcare technology, or otherwise focused on the healthcare industry. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On December 11, 2024, we consummated our IPO of 23,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Ordinary Share”), and one right (the “Rights”) to receive one-tenth of one Class A Ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 840,000 units (the “Private Placement Units”) (495,000 Private Placement Units purchased by the Sponsor and 345,000 Private Placement Units purchased by Roth, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $8,400,000. In connection with the offering of the Units and the sale of Private Placement Units, the proceeds of $232,300,000 from the proceeds of the offering of the Units and the sale of Private Placement Units were placed in in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

The Class A Ordinary Shares and Rights are trading on the New York Stock Exchange (“NYSE”) under the symbols “JACS” and “JACS.R,” respectively. Public Units not separated will continue to trade on the NYSE under the symbol “JACS.U”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Class A Ordinary Shares and Rights.

Business Strategy and Competitive Strengths

Our goal is to complete a business combination with a company that is fundamentally healthy and then to work with that company to access the capital markets, attract experienced management talent, and execute a proprietary value-creation business plan, designed to help the company to grow into the next phase of its life cycle. We plan to focus on identifying acquisition candidates to leverage our management’s deep experience in the integration and coordination of healthcare services, as well as to capitalize on the current healthcare trends and valuation dislocation. We plan to employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with strong downside protection from dependable cash flows and a durable business franchise. Our management team along with our board of directors have experience in:

●	operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting leading talent, and identifying and executing on operational improvements that drive value;

●	growing companies, both organically and through strategic transactions, expanding product portfolios and broadening geographic footprints;

●	building strong sales networks to drive organic growth across market segments, targeting a wide range of payor and referral sources, with a focus on compliance and customer service across all parties in the care delivery and reimbursement chain;

●	strategically investing in leading private and public healthcare and other companies to help accelerate growth and maturation;

●	sourcing, structuring, acquiring and selling businesses;

●	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures; and

●	fostering relationships with sellers, capital providers and experienced target management teams.

Acquisition Strategy and Criteria

Our acquisition strategy is designed to leverage the network of multi-disciplined healthcare and related experience, which includes leading acute, post-acute and multi-site healthcare services companies, built up by members of our management team over their careers. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for the company.

Although our management team has extensive experience in the healthcare industry, we will not restrict our proposition search to this field. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing investment opportunities.

We plan to focus our search on companies that have many or all of the following characteristics, although we may decide to enter into a business combination with a target that falls outside of these categories:

●	Industry Attractiveness. Macro industry dynamics, including the healthcare regulatory and reimbursement situation, must be favorable on a go-forward basis. Healthcare companies can utilize the extensive networks and insights that members of our management team have built in the sector to drive meaningful operational improvements and efficiency gains or to enhance their strategic position by using technology solutions to differentiate its offering.

●	Strong Management Team. We will seek to acquire businesses or companies with seasoned and strong management teams. Our team brings a breadth of knowledge and plans to focus on assets that represent the same values, proven track records, and work ethic.

●	Growth Potential. We will seek to target propositions with significant growth potential with the addition of our management team and resources.

●	Value Proposition. We will seek businesses or companies with clear value proposition, including how success will be measured and demonstrated to investors and that we believe are positioned to provide attractive risk-adjusted equity returns for our shareholders.

●	Benefit from Access to Public Investors. We will seek to target companies that are ready to become public, with strong management, corporate governance and reporting policies in place, and which we believe will likely be well received by public investors and are expected to have good access to the public capital markets.

The criteria listed above are not an exhaustive list. The above guidelines are meant to guide management in acquisition searches and compare qualities of considered businesses. However, we may choose to engage a target business that does not meet these criteria or guidelines.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which is expected to encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders fairness opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and sponsor group may directly and/or indirectly own our ordinary shares, rights and/or Private Placement Units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of our directors and officers in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to those entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. However, because the entities to which our executive officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Certain members of our management team are employed by either Jackson Healthcare, Jackson Investment Group or one of their respective affiliates. Our President and Chief Executive Officer and our other officers and directors have fiduciary or contractual duties to Jackson Healthcare, Jackson Investment Group and/or certain other companies with which they have relationships. These entities may compete with us for acquisition opportunities. If any of these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor, Jackson Healthcare, Jackson Investment Group or any of their respective affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor, Jackson Healthcare, Jackson Investment Group and/or any of their respective affiliates or in their other endeavors, may choose or be obligated to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, Jackson Healthcare, Jackson Investment Group or any of their respective affiliates or third parties, before they present or instead of presenting such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

The NYSE listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to the NYSE listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are a Cayman Islands exempted company incorporated on September 11, 2024. Our executive offices are located at 2655 Northwinds Parkway, Alpharetta, GA 30009, and our telephone number is (770) 643-5605. Our registered office provider in the Cayman Islands is Maples Corporate Services Limited. Our registered office and our registered office provider’s office in the Cayman Islands are both located at PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company or its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused with regards to mail reaching the forwarding address.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities, including opportunities where a limited group of investors is invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, directors or officers, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders fairness opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, including Jackson Healthcare and Jackson Investment Group, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their equity securities, shares in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital than as a private company and an additional means of providing management equity incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination in the amount of approximately $223.7 million, as of December 31, 2024, assuming no redemptions and after payment of the up to $9,200,000 of Marketing Fee, in each case, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may (i) issue additional securities to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our Trust Account at such time, or (ii) incur debt in connection with our initial business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may also suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the Private Placement Units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or stock exchange rule or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination be with one or more operating businesses or assets with an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs before or subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares (or securities convertible into or exercisable for ordinary shares) could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the Trust Account will be used to purchase public shares or public rights in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted in favor of approving or business combination, as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, directors, officers, advisors or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination, however in no event will such price per share be made at a price higher than the offered redemption price. Our Sponsor, directors, officers, advisors or any of their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, directors, officers and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, directors, officers and/or any of their affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our public rights. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than we are permitted to redeem, as may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of incorporation provides that in no event will we redeem our public shares in connection with our initial business combination in an amount that would cause our net tangible assets, after payment of the Marketing Fee, to be less than $5,000,001 (following such redemptions) upon the completion of our initial business combination or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our Sponsors or their respective affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or their respective affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 11, 2026.

Redemption of public shares and liquidation if no initial business combination

We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our Sponsor, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed by December 11, 2026 unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our Sponsor’s investment in our founder shares and our Private Placement Units will be worthless.

If we have not completed our initial business combination by December 11, 2026, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by December 11, 2026. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination December 11, 2026 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,065,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the Trust Account may, however, become subject to the claims of our creditors which may have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce their respective indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce their respective indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,065,000 from the proceeds of our IPO and the sale of the Private Placement Units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 11, 2026 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by December 11, 2026, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of rights will not have any right to the proceeds held in the Trust Account with respect to the rights.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 11, 2026 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated by December 11, 2026, then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law being the affirmative vote of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting at a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Comparison of Redemption or Purchase Prices in Connection With our Initial Business Combination and if we Fail to Complete our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not completed our initial business combination by December 11, 2026.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.10 per share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause any limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or rights outside of the redemption offer in compliance with the conditions set forth in SEC Tender Offer Rules and Schedules Compliance and Disclosure Interpretation 166.01 in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination, however in no event will such price per share be made at a price higher than the offered redemption price. Such purchases will be restricted except to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the Trust Account will be used to purchase shares in such transactions.	If we have not completed our initial business combination by December 11, 2026, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (which is initially anticipated to be $10.10 per share), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the Marketing Fee and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the Trust Account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Conflicts of Interest

Our President and Chief Executive Officer and our other officers and directors have fiduciary or contractual duties to Jackson Healthcare, Jackson Investment Group and/or certain other companies with which they have relationships. These entities may compete with us for acquisition opportunities. If any of these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from Sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. Accordingly, certain members of our management team, which own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. Further, our management team, in their capacities as directors, officers or employees of our Sponsor or their respective affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

In addition, members of our management team and our board of directors directly and/or indirectly own founder shares and/or Private Placement Units, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. As described in “Business — Sourcing of Potential Business Combination Targets” our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law.

However, because the entities to which our executive officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by December 11, 2026. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Units and the ordinary shares underlying such units, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and units and will directly or indirectly own founder shares following our IPO, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor and members of our management team directly and/or indirectly own our securities and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our Sponsor has invested in us an aggregate of $4,975,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.004 per share) and the $4,950,000 purchase price for the Private Placement Units. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	Certain members of our management team will receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

The conflicts described above may not be resolved in our favor.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their respective indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations.

Facilities

Our executive offices are located at 2655 Northwinds Parkway, Alpharetta, GA 30009, and our telephone number is (770) 643-5605. We pay $10,000 per month to an affiliate of the Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this Annual Report, we have not encountered any cybersecurity incidents.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 2655 Northwinds Parkway, Alpharetta, GA 30009.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Class A Ordinary Shares and Rights are each traded on the NYSE under the symbols “JACS.U,” “JACS” and “JACS.R,” respectively.

Holders

As of the date hereof, we had 3 holders of record of our units, 1 holder of record of our separately traded Class A Ordinary Shares, 6 holders of record of our Class B Ordinary Shares and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 13, 2024, the Sponsor acquired 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.004 per share. On November 18, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred an aggregate of 200,000 Founder Shares to our officers and directors at their original purchase price. The issuance of such Class B Ordinary Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On December 11, 2024, we consummated the IPO of 23,000,000 Units at $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, generating gross proceeds of $230,000,000. Roth acted as sole manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-282393). The Securities and Exchange Commission declared the registration statement effective on December 9, 2024.

Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the IPO, generating gross proceeds of $8,400,000. Of those 8,400,000 Private Placement Units, the Sponsor purchased 495,000 Private Placement Units and Roth Capital Partners, LLC purchased 345,000 Private Placement Units.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $232,300,000 was placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our,” or “we” refer to Jackson Acquisition Company II. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on September 11, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 11, 2024 (inception) through December 31, 2024, we had a net income of $381,082, which consisted of interest earned on marketable securities held in the Trust Account of $558,478, offset by operating expenses of $177,396.

Liquidity and Capital Resources

On December 11, 2024, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 840,000 Private Placement Unit at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Roth Capital Partners, LLC, representative of the underwriters (“Roth”), generating gross proceeds of $8,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Unit, a total of $232,300,000 was placed in the Trust Account. We incurred transaction costs of $5,157,741, consisting of $4,600,000 of cash underwriting fee and $557,741 of other offering costs.

For the period from September 11, 2024 (inception) through December 31, 2024, net cash used in operating activities was $302,833. Net income of $381,082 was offset by interest earned on marketable securities of $558,478, formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $8,148, payment of operation costs through promissory note of $60,420, and changes in operating assets and liabilities, which used $194,005 of cash from operating activities.

At December 31, 2024, we had investments held in the Trust Account of $232,858,478. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2024, we had cash of $949,366 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At December 31, 2024, no amounts were outstanding under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the initial public offering will enable it to sustain operations for a period of at least one year from the issuance date of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. As of December 31, 2024, the Company incurred $7,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At December 31, 2024, we have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 during the period of the audit on a prospective basis. The adoption of ASU 2020-06 has not had a material impact on the Company’s consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Directors and Officers

Name	Age	Title
Richard L. Jackson	70	Chief Executive Officer, Director
David Lawrence	67	Chief Financial Officer
Brian A. McCarthy	65	Director nominee
J. Nicholas Ayers	42	Director nominee
Stephan S. Rodgers	63	Director nominee
Paul G. Gabos	59	Director nominee

Richard L. Jackson has served as our Chairman and Chief Executive Officer since September 2024. Mr. Jackson is Founder, Chairman and Chief Executive Officer of Jackson Healthcare, LLC, a leading healthcare staffing company, where he has completed over $4 billion in financings and manages over $4 billion in assets across various sectors including biotech, debt, renewable energy, and real estate. Launched in 2000, the company has consistently expanded through acquisitions and organic growth to more than $2.5 billion in 2023 revenue and growing at a CAGR of approximately 21% over the prior 20 years. Today, the Jackson Healthcare portfolio includes twenty healthcare staffing, executive search and technology companies that include leaders and innovators in their respective markets (twelve of which companies were acquired). In healthcare staffing, its core focus, Jackson Healthcare is among the largest in the U.S. with more than 20,000 clinician providers across all fifty states. Mr. Jackson has served as Chief Executive Officer of Jackson Investment Group, LLC since 1989. From March 2021 to June 2023, Mr. Jackson served as President and Chief Executive Officer of Jackson Acquisition Company.

Over the course of his career, Mr. Jackson has been instrumental in conceptualizing and developing more than 25 healthcare companies. His ownership and operation of staffing companies, surgery centers, practice management companies, clinics and hospitals over the past four decades have uniquely qualified him to start, grow and scale businesses in the rapidly evolving healthcare industry. With deep domain experience and a passion for the healthcare market, Mr. Jackson has a proven track record in anticipating opportunities and identifying underserved niches — and continues to play an active role in transforming the way healthcare is delivered.

As a former foster child, Mr. Jackson is driven by a personal mission to inject hope and opportunity into the lives of underserved children and young people. Mr. Jackson is Co-Founder and Chairman of FaithBridge Foster Care, Inc. and supports numerous local and international charitable organizations. He also is the Founder and Chairman of Fostering Success Act, Inc. and Founding Chairman of goBeyondProfit, and he serves on the boards of directors of the Giving Company and the Family Christian Resource Center.

We believe that Mr. Jackson’s extensive experience as a healthcare entrepreneur and investor, as well as his extensive industry contacts and experience, qualify him to serve as a member of our board of directors.

David Lawrence has served as our Chief Financial Officer since September 2024. Mr. Lawrence has over twenty years of financial and operational leadership experience in the biotechnology industry. From March 2021 to November 2023, Mr. Lawrence served as Chief Financial Officer of Neurotrauma Sciences, LLC. From 1999 to March 2021, Mr. Lawrence served at Acorda Therapeutics, Inc. (Nasdaq: ACOR) in several financial and operational positions including Chief of Business Operations and Principal Accounting Officer from 2016 to March 2021, Chief of Business Operations from 2013 to 2016, Chief Financial Officer from 2005 to 2013 and Vice President of Finance from 2001 to 2004. While at Acorda Therapeutics, Mr. Lawrence managed the successful completion of the company’s IPO and managed several follow-on offerings and private placements raising a total of over seven hundred million dollars. Mr. Lawrence’s prior experience includes financial management positions of Vice President and Controller and Finance Manager for several telecommunication companies including Southwestern Bell and Metromedia Telecommunications. Mr. Lawrence received his B.A. in Accounting from Roger Williams College and an MBA in Finance from Iona University in New York.

Brian A. McCarthy has served as an independent director since December 2024. Mr. McCarthy has served as a member of Patient Square’s Advisory Council since May 2023. Over the course of his career, he has served as a financial advisor on over 125 health care transactions representing an aggregate transaction value in excess of $100 billion. From 2012 to August 2022, Mr. McCarthy served in various roles in the Healthcare Investment Banking Group at Bank of America, most recently as Vice Chairman. In this role, he was responsible for many of the bank’s most important healthcare clients. Prior to Bank of America, Mr. McCarthy served as the Head of the Healthcare Investment Banking Group at Oppenheimer & Co. Inc., from 2009 to 2012. Mr. McCarthy was Co-Head of Healthcare Investment Banking at J.P. Morgan from 2006 to 2008 and Managing Director and Co-Head of Healthcare at Lehman Brothers from 1999 to 2006, where he was a member of the Lehman Brothers Senior Client Council. Mr. McCarthy is also a member and the former Chairman of the Advisory Council of Brown University’s School of Public Health and on the Advisory Board of Intus Care, a healthcare analytics platform company. Mr. McCarthy completed his B.A. at Brown University in 1981 and his M.B.A. at the Wharton School of Business in 1986. We believe that Mr. McCarthy’s extensive investment banking experience and his service in advisory roles for public companies qualify him to serve as a member of our board of directors.

J. Nicholas Ayers has served as an independent director since December 2024. Mr. Ayers founded C6 Creative Consulting in 2019 and currently serves as a partner and director. Mr. Ayers served in the White House as Assistant to the President and Chief of Staff to the Vice President from 2017 to 2019. While at the White House, Mr. Ayers helped shape some of the administration’s important and high-profile initiatives. Recently, Mr. Ayers partnered with Insight Venture Partners to acquire Veeam Software Group GmbH, where he now serves as a member of Veeam’s board of directors. Mr. Ayers serves on the board of directors of PSQ Holdings, Inc. (NYSE: PSQH). Previously, Mr. Ayers served on the vestry at the Church of the Apostles in Atlanta, Georgia from 2019 to 2023. Mr. Ayers received a B.S. in Political Science from Kennesaw State University. We believe that Mr. Ayers’ experience as an entrepreneur, board member, and in government qualify him to serve as a member of our board of directors.

Stephan S. Rodgers has served as an independent director since December 2024. Mr. Rodgers has over 25 years of healthcare experience working in homecare, insurance, consulting, and employee benefits. Mr. Rodgers has served as an operating partner with TowerBrook Capital Partners, a purpose-driven leading investment firm with a significant healthcare investment portfolio, since January 2024. In this role, Mr. Rodgers works with the TowerBrook team in exploring and driving investment strategies across the healthcare continuum. From 2012 to October 2023, Mr. Rodgers was the Chief Executive Officer of AccentCare, a national homecare, hospice, and personal services company. From 2009 to 2012, Mr. Rodgers served as Founder and Chief Executive Officer of OptumHealth Collaborative Care now known as OptumCare. From 1999 to 2012, Mr. Rodgers worked for UnitedHealth Group (NYSE: UNH) in various senior leadership positions, including the Executive Vice President of Product and Innovation, the Chief Marketing Officer, and Chief Operating Officer. Mr. Rodgers has worked in numerous other segments of the health care industry, including benefit consulting, provider practice management, and other managed care companies in executive management and marketing roles. His past experience includes working on the performance assessment committee of NCQA in the development of HEDIS, disease management advisory councils with pharmaceutical firms, and advisory groups at JCAHO. He started his healthcare career in the U.S. Army as a medic, and worked his way through college as an orderly, caregiver, and nurse assistant working in hospitals, skilled nursing facilities, and homes. Mr. Rodgers holds a B.A. in Biochemistry from the University of California. We believe that Mr. Rodgers’ extensive entrepreneurial and management experience in the healthcare industry, as well as his service in operational roles of a public company, qualify him to serve as a member of our board of directors.

Paul G. Gabos has served as an independent director since December 2024. Mr. Gabos is a Co-Founder and current Chairman of Kaliber Labs, Inc., a developer of medical AI applications for healthcare providers, patients, health systems and device manufacturers, where he has served since 2018. Mr. Gabos has served as a member of the board of directors of Airo Brands, Inc. since 2018. Mr. Gabos is the former Chief Financial Officer of Lincare Holdings, Inc. (Nasdaq: LNCR), a home healthcare services company with approximately $2.0 billion in annual revenues. He was employed with Lincare for nearly 20 years and retired in December 2012 following the acquisition of Lincare by The Linde Group AG in a transaction valued at $4.7 billion. Mr. Gabos was a member of the board of directors of MEDNAX, Inc. (NYSE: MD), a physician practice management company, from 2002 until May 2022, where he served as Audit Committee Chairman and a member of the Executive Committee of the board of directors. From 2013 to 2020, he was a member of the board of directors of Benefytt Technologies, Inc. (Nasdaq: BFYT), a developer and administrator of individual health and insurance plans, and served as Chairman of its board of directors, as well as Audit Committee Chairman, until its acquisition by Madison Dearborn Partners in August 2020. He was also a member of the board of directors and Audit Committee Chairman of Life Line Screening Holdings, LLC from 2007 until its sale to Kinderhook Industries in 2021, and PetVet Care Centers, Inc. until its sale to KKR & Co. in 2018. Prior to that, he was a merger and acquisition specialist with Dean Witter Reynolds Inc. and for Coopers & Lybrand. Mr. Gabos holds a B.S. in Economics from The Wharton School of the University of Pennsylvania. We believe that Mr. Gabos’ extensive management and consulting experience, as well as his previous service on the boards of directors of public companies, qualify him to serve as a member of our board of directors.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of five members. Prior to our initial business combination, holders of our Founder Shares will have the right to vote to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting at a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Vice-Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to the NYSE listing rules we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Paul Gabos, Stephan Rodgers and Brian McCarthy. Paul Gabos serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Paul Gabos qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Stephan Rodgers, Brian McCarthy and Nicholas Ayers. Stephan Rodgers serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Brian McCarthy, Paul Gabos and Stephan Rodgers. Brian McCarthy serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

On February 20, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Clawback Policy

Our clawback policy that applies to our executive officers (the “Policy”) became effective on December 9, 2024 in order to comply with the NYSE rules. The Policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly and/or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our management team, in their capacities as directors, officers or employees of our Sponsor or their respective affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. Accordingly, certain members of our management team, which own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares. Further, our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. However, because the entities to which our executive officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors, Executive Officers and Corporate Governance.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by December 11, 2026. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Units will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Units and the ordinary shares underlying such units, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and units and directly and/or indirectly own Founder Shares, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor and members of our management team directly and/or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our Sponsor has invested in us an aggregate of $4,975,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.004 per share) and the $4,950,000 purchase price for the Private Placement Units. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

●	Certain members of our management team will receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual(1)	Entity	Entity’s Business	Affiliation
Richard Jackson(2)	Jackson Healthcare, LLC	Healthcare Staffing	Chief Executive Officer
	Jackson Investment Group, LLC	Investment Firm	Chief Executive Officer

Brian McCarthy(3)	Patient Square Capital	Private Equity	Senior Advisor
	Brown School of Public Health	Educational Institution	Advisory Council

J. Nicholas Ayers(4)	Veeam Software Group GmbH	IT Company	Director
	PSQ Holdings, Inc.	Commerce and Payments	Director

Stephan Rodgers(5)	Tower Brook Capital Partners	Investment Firm	Managing Partner

Paul Gabos(6)	Kaliber Labs, Inc.	Software Developer	Co-Founding Chairman
	Airo Brands, Inc.	Agricultural Company	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Richard Jackson has a fiduciary duty with respect to each of the listed entities.
(3)	Brian McCarthy has a fiduciary duty with respect to each of the listed entities.
(4)	J. Nicholas Ayers has a fiduciary duty with respect to each of the listed entities.
(5)	Stephan Rodgers has a fiduciary duty with respect to each of the listed entities.
(6)	Paul Gabos has a fiduciary duty with respect to each of the listed entities.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with either of our Sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. In addition, pursuant to the NYSE listing rules, our initial business combination must be approved by a majority of our independent directors.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares and public shares held by them in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

David Lawrence and Stephen S. Rodgers each received 25,000 Founder Shares and J. Nicholas Ayers, Brian McCarthy and Paul G. Gabos each received 50,000 Founder Shares from our Sponsor. In addition, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. Our Sponsor has invested in us an aggregate of $4,975,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.004 per share) and the $4,950,000 purchase price for the Private Placement Units. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates.

On September 13, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, there was $198,024 outstanding under the Promissory Note, which is due on demand. In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or one of its affiliates has committed to loan us funds as may be required to a maximum of $1,500,000 to fund our additional working capital requirements and transaction costs. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into units at the time of the business combination at a price of $10.00 per unit at the option of the lender. After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on an aggregate of 29,590,000 ordinary shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Richard Jackson(3)(4)	6,045,000	20.4%
David Lawrence	25,000	*
Brian McCarthy	50,000	*
J. Nicholas Ayers	50,000	*
Stephan Rodgers	25,000	*
Paul Gabos	50,000	*

All officers, directors, officer nominees and director nominees as a group (6 individuals)	6,245,000	21.1%

Greater than 5% Beneficial Owners
RJ Healthcare SPAC II, LLC(3)(4)	6,045,000	20.4%
HGC Investment Management Inc(5)	1,500,000	6.29%
AQR Capital Management, LLC(6)	1,600,000	6.71%
Polar Asset Management Partners Inc.(7)	1,525,000	6.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2655 Northwinds Parkway Alpharetta, GA 30009.
(2)	Interests shown include Founder Shares, classified as Class B Ordinary Shares. Such ordinary shares will convert into Class A Ordinary Shares on a one-for-one basis, subject to adjustment, as described in the exhibit entitled “Description of Securities.”

(3)	Richard L. Jackson, our Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his control over our Sponsor, as its managing member. Mr. Jackson disclaims beneficial ownership of our ordinary shares held by our Sponsor other than to the extent of his pecuniary interest in such shares.
(4)	Includes the ordinary shares underlying the 495,000 Private Placement Units that our Sponsor purchased in a private placement transaction.
(5)	According to a Schedule 13G filed on February 14, 2025 by HGC Investment Management Inc, whose principal business address is 1027 Yonge St, Suite 301, Toronto, ON, M4W 2K9.
(6)	According to a Schedule 13G filed on February 14, 2025 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC, whose principal business address is One Greenwich Plaza, Greenwich, CT 06830.
(7)	According to a Schedule 13G filed on February 14, 2025 by Polar Asset Management Partners Inc., whose principal business address is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 13, 2024, the Sponsor acquired 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Subsequently, on November 18, 2024, our Sponsor transferred an aggregate of 200,000 Founder Shares to our officers and directors at their original purchase price.

Private Placement Units

Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 840,000 Private Placement Units to the Sponsor and Roth at a price of $10.00 per Private Placement Unit.

Promissory Note - Related Party

On September 13, 2024, the Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, there was $198,024 outstanding under the Promissory Note, which is due on demand.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with an initial business combination, the Sponsor, our officers and directors, or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units at the option of the lender, upon consummation of our initial business combination, in addition to the convertible notes in connection with the potential extensions. The Working Capital Units would be identical to the Private Placement Units.

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from December 9, 2024, to pay the Sponsor, a monthly fee of $10,000 for office space and administrative and support services pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated December 9, 2024 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. For the period from September 11, 2024 (inception) through December 31, 2024, the Company incurred and owes $7,000 for these services.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. In addition, pursuant to the NYSE listing rules, our initial business combination must be approved by a majority of our independent directors.

Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our Sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the Private Placement Units held in the Trust Account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $300,000 in loans made to us by our Sponsor, to cover offering-related and organizational expenses;

●	payment pursuant to the terms of an Administrative Services Agreement to an affiliate of our Sponsor for office space, administrative and support services; in the event the consummation of our initial business combination takes the maximum 24 months, such entity will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	payment to Roth of its underwriting discount, Marketing Fee, fees for any financial advisory, placement agency or other similar investment banking services Roth may provide to our company in the future and reimbursement of Roth for any out-of-pocket expenses incurred by it in connection with the performance of such services; and

●	repayment of loans which may be made by our Sponsor, any of their respective affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans for each lender may be convertible into units at a price of $10.00 per unit at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the Private Placement Units not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board has determined that each of Brian McCarthy, J. Nicholas Ayers, Stephan Rodgers and Paul Gabos is an independent director under applicable SEC rules and the NYSE listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

During the period from September 11, 2024 (inception) through December 31, 2024, the firm WithumSmith+Brown, PC (“WithumSmith+Brown”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to WithumSmith+Brown for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown in connection with regulatory filings. The aggregate fees of WithumSmith+Brown for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the period from September 11, 2024 (inception) through December 31, 2024 totaled approximately $62,400. The aggregate fees of WithumSmith+Brown related to audit services in connection with our IPO totaled approximately $62,400. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from September 11, 2024 (inception) through December 31, 2024 we did not pay WithumSmith+Brown any audit-related fees.

Tax Fees. We did not pay WithumSmith+Brown for tax services, planning or advice for the period from September 11, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay WithumSmith+Brown for any other services for the period from September 11, 2024 (inception) through December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements

F-1 to F-18

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

(b) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC, as representative of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

1.2	Business Combination Marketing Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.2 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on November 25, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024)

4.3	Specimen Right Certificate (included in Exhibit 4.4)

4.4	Rights Agreement, dated December 9, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

4.5*	Description of Securities

10.1	Letter Agreement, dated December 9, 2024, among the Company, its officers and directors, the Sponsor and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.2	Investment Management Trust Agreement, dated December 9, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.3	Registration Rights Agreement, dated December 9, 2024, among the Company, the Sponsor, Roth Capital Partners, LLC and certain security holders named therein (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.4	Private Placement Unit Purchase Agreement, dated December 9, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.5	Private Placement Unit Purchase Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.6	Administrative Services Agreement, dated December 9, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.7	Indemnity Agreement, dated December 9, 2024, between the Company and Richard L. Jackson (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.8	Indemnity Agreement, dated December 9, 2024, between the Company and David Lawrence (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.9	Indemnity Agreement, dated December 9, 2024, between the Company and Brian A. McCarthy (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.10	Indemnity Agreement, dated December 9, 2024, between the Company and J. Nicholas Ayers (incorporated herein by reference to Exhibit 10.10 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.11	Indemnity Agreement, dated December 9, 2024, between the Company and Stephan S. Rodgers (incorporated herein by reference to Exhibit 10.11 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.12	Indemnity Agreement, dated December 9, 2024, between the Company and Paul G. Gabos (incorporated herein by reference to Exhibit 10.12 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

14	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024).

19*	Insider Trading Policies and Procedures, adopted February 20, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Form of Clawback Policy (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024).

101.INS	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON ACQUISITION COMPANY II

Date: March 18, 2025
	By:	/s/ Richard L. Jackson
Richard L. Jackson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard L. Jackson	Chief Executive Officer	March 18, 2025
Richard L. Jackson	(Principle Executive Officer)

/s/ David Lawrence	Chief Financial Officer	March 18, 2025
David Lawrence	(Principal Accounting and Financial Officer)

/s/ Brian A. McCarthy	Director	March 18, 2025
Brian A. McCarthy

/s/ J. Nicholas Ayers	Director	March 18, 2025
J. Nicholas Ayers

/s/ Stephan S. Rodgers	Director	March 18, 2025
Stephan S. Rodgers

/s/ Paul G. Gabos	Director	March 18, 2025
Paul G. Gabos

JACKSON ACQUISITION COMPANY II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jackson Acquisition Company II:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jackson Acquisition Company II (the “Company’) as of December 31, 2024, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 11, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from September 11, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2024.

/s/ WithumSmith+Brown, PC

New York, New York

March 17, 2025

PCAOB ID: 100

JACKSON ACQUISITION COMPANY II

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Current assets
Cash	$949,366
Prepaid expenses	113,530
Total Current Assets	1,062,896
Long term prepaid insurance	84,507
Investments held in Trust Account	232,858,478
Total Assets	$234,005,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$57,626
Accrued offering costs	94,890
Due to Sponsor	7,000
Promissory note - related party	198,024
Total Current Liabilities	357,540

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.12 per share	232,858,478

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	408,122
Retained Earnings	381,082
Total Shareholders’ Equity	789,863
Total Liabilities and Shareholders’ Equity	$234,005,881

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operational costs	$177,396
Loss from operations	(177,396)

Other income:
Interest earned on marketable securities held in Trust Account	558,478
Total other income	558,478

Net income	$381,082

Weighted average shares outstanding of Class A ordinary shares – basic	4,144,144
Basic net income per ordinary share, Class A ordinary shares	$0.04
Weighted average shares outstanding of Class A ordinary shares – diluted	4,144,144
Diluted net income per ordinary share, Class A ordinary shares	$0.04
Weighted average shares outstanding of Class B ordinary shares – basic	5,045,045
Basic net income per ordinary share, Class B ordinary shares	$0.04
Weighted average shares outstanding of Class B ordinary shares - diluted	5,646,396
Diluted net income per ordinary share, Class B ordinary shares	$0.04

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — September 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Sale of Private Placement Units	840,000	84	—	—	8,399,916	—	8,400,000

Fair value of rights included in Public Units	—	—	—	—	2,760,000	—	2,760,000

Other offering cost charged to shareholders’ equity	—	—	—	—	(81,309)	—	(81,309)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,694,910)	—	(10,694,910)

Net income	—	—	—	—	—	381,082	381,082

Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$381,082
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	8,148
Payment of operation costs through promissory note	60,420
Interest earned on marketable securities held in Trust Account	(558,478)
Changes in operating assets and liabilities:
Prepaid expenses	(198,037)
Accounts payable and accrued expenses	(2,968)
Due to Sponsor	7,000
Net cash used in operating activities	(302,833)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	8,400,000
Payment of offering costs	(247,801)
Net cash provided by financing activities	233,552,199

Net Change in Cash	949,366
Cash - Beginning of period	—
Cash - End of year	$949,366

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$155,484
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$137,604
Offering costs paid to prepaid expense	$14,099
Offering costs charged to Additional paid in capital	$557,741
Accretion of Class A ordinary shares to redemption value	$10,694,910

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2024. On December 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 840,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to RJ Healthcare SPAC II, LLC (“Sponsor”) and Roth Capital Partners, LLC, representative of the underwriters (“Roth”), generating gross proceeds of $8,400,000, which is described in Note 4.

Transaction costs amounted to $5,157,741, consisting of $4,600,000 of cash underwriting fee and $557,741 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Business Combination Marketing Fee (see Note 6) and taxes payable on the income earned on the trust account, if any) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on December 11, 2024, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, the Company may, at any time instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (December 11, 2026) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officer and directors have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction) and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) (December 11, 2026) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, if any. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $949,366 in cash and a working capital of $705,356. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $949,366 in cash and no cash equivalents as of December 31, 2024.

Investment Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2024, the Company reported $232,858,478 in investments held in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Share Rights (as defined below) and Private Placement Units were charged to shareholders’ equity as the Public Share Rights and Private Placement Share Rights (as defined below), after management’s evaluation, were accounted for under equity treatment.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Share Rights		(2,760,000)
Class A ordinary shares issuance costs		(5,076,432)
Plus:
Remeasurement of carrying value to redemption value		10,694,910
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	$232,858,478

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the year ended December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Period Ended September 11, 2024 (Inception) Through December 31, 2024
	Class A	Class B
Basic net income per share of ordinary share:
Numerator:
Allocation of net income	$171,861	$209,221
Denominator:
Weighted-average shares outstanding	4,144,144	5,045,045
Basic net income per ordinary share	$0.04	$0.04

	For the Period Ended September 11, 2024 (Inception) Through December 31, 2024
	Class A	Class B
Diluted net income per share of ordinary share:
Numerator:
Allocation of net income	$161,305	$219,777
Denominator:
Weighted-average shares outstanding	4,144,144	5,646,396
Diluted net income per ordinary share	$0.04	$0.04

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 11, 2024, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination, as described in more detail below (the “Public Share Rights”). Each ten rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Roth purchased an aggregate of 840,000 Private Placement Units (495,000 Private Placement Units purchased by the Sponsor and 345,000 Private Placement Units purchased by Roth or its designees), at a price of $10.00 per Private Placement Units from the Company in a private placement, generating gross proceeds of $8,400,000. A portion of the proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, unless extended, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying ordinary shares (“Private Placement Shares”) and rights (“Private Placement Rights”)) are identical to the Public Units (including the underlying Public Shares and Public Share Rights) sold in the Initial Public Offering.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 13, 2024, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”) issued to the Sponsor. Up to 750,000 of the Founder Shares were subject to surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On December 11, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

On November 18, 2024, the Sponsor transferred 200,000 Founder Shares to the Company’s officers and directors at their original purchase price. The sale of the Founders Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 shares granted to the Company’s director nominees was $206,000 or $1.03 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

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

Promissory Note — Related Parties

On September 13, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, there was $198,024 outstanding under the Promissory Note, which is due on demand.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the period from September 11, 2024 (inception) through December 31, 2024, the Company incurred and owes $7,000 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2024, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of Class A ordinary share upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 11, 2024

Assets:
Investments held in Trust Account	1	$232,858,478
Equity:
Fair value of Public Share Rights for Class A ordinary shares subject to possible redemption allocation	3	$2,760,000

At December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Public Share Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Share Rights:

December 11, 2024
Trade price of Unit	$10.04
Risk-free rate	4.11
Market adjustment(1)	12%
Fair value per share right	$0.12

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

December 31,
2024
Cash	$949,366
Investments held in Trust Account	$232,858,478

For the Period from September 11, 2024 (Inception) Through December 31, 2024
Formation and operational costs	$177,396
Interest earned on marketable securities held in Trust Account	$558,478

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.