Form 10-Q
period 2025-03-31
Jackson Acquisition Co II
filed 2025-05-08
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 8, 2025, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$755,968	$949,366
Prepaid expenses	171,932	113,530
Total Current Assets	927,900	1,062,896
Long-term prepaid insurance	60,806	84,507
Investments held in Trust Account	235,292,200	232,858,478
Total Assets	$236,280,906	$234,005,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$80,250	$57,626
Accrued offering costs	89,890	94,890
Due to Sponsor	37,000	7,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	405,164	357,540

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.23 and $10.12 per share as of March 31, 2025 and December 31, 2024, respectively.	235,292,200	232,858,478

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	408,122
Retained earnings	582,883	381,082
Total Shareholders’ Equity	583,542	789,863
Total Liabilities and Shareholders’ Equity	$236,280,906	$234,005,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Operational costs	$206,321
Loss from operations	(206,321)

Other income:
Interest earned on marketable securities held in Trust Account	2,433,722
Total other income	2,433,722

Net income	$2,227,401

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.08
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	6,590,000
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$582,883	$583,542

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,227,401
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,433,722)
Changes in operating assets and liabilities:
Prepaid expenses	(34,701)
Accounts payable and accrued expenses	17,624
Due to Sponsor	30,000
Net cash used in operating activities	(193,398)

Net Change in Cash	(193,398)
Cash - Beginning of period	949,366
Cash - End of period	$755,968

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares to redemption value	$2,433,722

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1 —  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through March 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2024. On December 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 840,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to RJ Healthcare SPAC II, LLC (“Sponsor”) and Roth Capital Partners, LLC, representative of the underwriters (“Roth”), generating gross proceeds of $8,400,000, which is described in Note 4.

Transaction costs amounted to $5,157,741, consisting of $4,600,000 of cash underwriting fee and $557,741 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per Public Share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Company will have until 24 months from the closing of the Initial Public Offering (December 11, 2026) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, if any. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $755,968 in cash and working capital of $522,736. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 18, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Segment Reporting

The Company complies with Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $755,968 and $949,366 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2025 and December 31, 2024, the Company reported $235,292,200 and $232,858,478 in investments held in the Trust Account, respectively.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to the Class A ordinary shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Share Rights (as defined below) and Private Placement Units were charged to shareholders’ equity as the Public Share Rights and Private Placement Rights (as defined below), after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Share Rights

The Company accounts for the Public Share Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Share Rights		(2,760,000)
Class A ordinary shares issuance costs		(5,076,432)
Plus:
Remeasurement of carrying value to redemption value		10,694,910
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	232,858,478
Plus:
Remeasurement of carrying value to redemption value		2,433,722
Class A ordinary shares subject to possible redemption, March 31, 2025	23,000,000	$235,292,200

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

Basic and diluted net income per ordinary share:	For the Three Months Ended March 31, 2025
	Redeemable Class A	Non-redeemable Class A and Class B

Numerator:
Allocation of net income	$1,731,336	$496,065
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.08	$0.08

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 13, 2024, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”) issued to the Sponsor. Up to 750,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On December 11, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

On November 18, 2024, the Sponsor transferred 200,000 Founder Shares to the Company’s officers and directors at their original purchase price. The sale of the Founder Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 shares granted to the Company’s director nominees was $206,000 or $1.03 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

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

Promissory Note — Related Parties

On September 13, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and was payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering.

On May 7, 2025, the Promissory Note was amended such that the Promissory Note is payable upon consummation of an initial Business Combination or upon liquidation of the Company.

As of March 31, 2025 and December 31, 2024, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2025, the Company incurred $30,000 for these services. At March 31, 2025 and December 31, 2024, the Company owed $37,000 and $7,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of March 31, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of March 31, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024

Assets:
Investments held in Trust Account	1	$235,292,200	$232,858,478

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Cash	$755,968	$949,366
Investments held in Trust Account	$235,292,200	$232,858,478

For the Three Months Ended March 31, 2025
Operational costs	$206,321
Interest earned on marketable securities held in Trust Account	$2,433,722

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operational costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than discussed below.

On May 7, 2025, the Promissory Note was amended such that the Promissory Note is payable upon consummation of an initial Business Combination or upon liquidation of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Jackson Acquisition Company II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RJ Healthcare SPAC II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $2,227,401, which consisted of interest earned on marketable securities held in Trust Account of $2,433,722, offset by operational costs of $206,321.

Liquidity and Capital Resources

On December 11, 2024, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Roth Capital Partners, LLC, representative of the underwriters (“Roth”), generating gross proceeds of $8,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $232,300,000 was placed in the Trust Account. We incurred transaction costs of $5,157,741, consisting of $4,600,000 of cash underwriting fee and $557,741 of other offering costs.

For the three months ended March 31, 2025, net cash used in operating activities was $193,398. Net income of $2,227,401 was offset by interest earned on marketable securities of $2,433,722 and changes in operating assets and liabilities, which provided $12,923 of cash from operating activities.

At March 31, 2025, we had investments held in the Trust Account of $235,292,200. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2025, we had cash of $755,968 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At March 31, 2025 and December 31, 2024, no amounts were outstanding under the Working Capital Loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the initial public offering will enable it to sustain operations for a period of at least one year from the issuance date of these unaudited condensed financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2025, we incurred $30,000 for these services. At March 31, 2025 and December 31, 2024, we owed $37,000 and $7,000, respectively, for these services.

We have engaged Roth as an advisor in connection with its Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of March 31, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At March 31, 2025, we have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JACKSON ACQUISITION COMPANY II

Date: May 8, 2025	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)