Form 10-Q
period 2025-06-30
Jackson Acquisition Co II
filed 2025-08-08
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 8, 2025, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$721,661	$949,366
Prepaid expenses	134,996	113,530
Total Current Assets	856,657	1,062,896
Long-term prepaid insurance	39,021	84,507
Marketable securities held in Trust Account	237,739,573	232,858,478
Total Assets	$238,635,251	$234,005,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$91,149	$57,626
Accrued offering costs	85,000	94,890
Due to Sponsor	67,000	7,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	441,173	357,540

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.34 and $10.12 per share as of June 30, 2025 and December 31, 2024, respectively.	237,739,573	232,858,478

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	408,122
Retained earnings	453,846	381,082
Total Shareholders’ Equity	454,505	789,863
Total Liabilities and Shareholders’ Equity	$238,635,251	$234,005,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$129,037	$335,358
Loss from Operations	(129,037)	(335,358)

Other income:
Interest earned on marketable securities held in Trust Account	2,447,373	4,881,095
Total other income	2,447,373	4,881,095

Net income	$2,318,336	$4,545,737

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.08	$0.15
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	6,590,000	6,590,000
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.08	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$582,883	$583,542

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,447,373)	(2,447,373)

Net income	—	—	—	—	—	2,318,336	2,318,336

Balance – June 30, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$453,846	$454,505

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,545,737
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,881,095)
Changes in operating assets and liabilities:
Prepaid expenses	24,020
Accounts payable and accrued expenses	23,633
Due to Sponsor	60,000
Net cash used in operating activities	(227,705)

Net Change in Cash	(227,705)
Cash - Beginning of period	949,366
Cash - End of period	$721,661

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through June 30, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Additionally, recent changes in international trade policies and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $721,661 in cash and working capital surplus of $415,484. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 18, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $721,661 and $949,366 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2025 and December 31, 2024, the Company reported $237,739,573 and $232,858,478 in investments held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Share Rights		(2,760,000)
Class A ordinary shares issuance costs		(5,076,432)
Plus:
Remeasurement of carrying value to redemption value		10,694,910
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	232,858,478
Plus:
Remeasurement of carrying value to redemption value		2,433,722
Class A ordinary shares subject to possible redemption, March 31, 2025	23,000,000	235,292,200
Plus:
Remeasurement of carrying value to redemption value		2,447,373
Class A ordinary shares subject to possible redemption, June 30, 2025	23,000,000	$237,739,573

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

Basic and diluted net income per ordinary share:	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$1,802,019	$516,317	$3,533,354	$1,012,383
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.15	$0.15

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As of June 30, 2025 and December 31, 2024, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 for these services, respectively. At June 30, 2025 and December 31, 2024, the Company owed $67,000 and $7,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of June 30, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024

Assets:
Marketable Securities held in Trust Account	1	$237,739,573	$232,858,478

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2025	2024
Cash	$721,661	$949,366
Marketable securities held in Trust Account	$237,739,573	$232,858,478

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$129,037	$335,358
Interest earned on marketable securities held in Trust Account	$2,447,373	$4,881,095

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. general and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,318,336, which consisted of interest earned on marketable securities held in Trust Account of $2,447,373, offset by general and administrative expenses of $129,037.

For the six months ended June 30, 2025, we had net income of $4,545,737, which consisted of interest earned on marketable securities held in Trust Account of $4,881,095, offset by general and administrative expenses of $335,358.

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

For the six months ended June 30, 2025, net cash used in operating activities was $227,705. Net income of $4,545,737 was offset by interest earned on marketable securities of $4,881,095 and changes in operating assets and liabilities, which provided $107,653 of cash from operating activities.

At June 30, 2025, we had marketable securities held in the Trust Account of $237,739,573. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2025, we had cash of $721,661 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At June 30, 2025 and December 31, 2024, no amounts were outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2025, we incurred $30,000 and $60,000 for these services, respectively. At June 30, 2025 and December 31, 2024, we owed $67,000 and $7,000, respectively, for these services.

We have engaged Roth as an advisor in connection with its Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of June 30, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At June 30, 2025, we have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

JACKSON ACQUISITION COMPANY II

Date: August 8, 2025	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)