Form 10-Q
period 2025-09-30
Jackson Acquisition Co II
filed 2025-11-06
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 6, 2025, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from September 11, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and for the Period from September 11, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from September 11, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$585,116	$949,366
Prepaid expenses	109,107	113,530
Total Current Assets	694,223	1,062,896
Long-term prepaid insurance	16,996	84,507
Marketable securities held in Trust Account	240,215,212	232,858,478
Total Assets	$240,926,431	$234,005,881

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$91,309	$57,626
Accrued offering costs	—	94,890
Due to Sponsor	97,000	7,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	386,333	357,540

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.44 and $10.12 per share as of September 30, 2025 and December 31, 2024, respectively.	240,215,212	232,858,478

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	408,122
Retained earnings	324,227	381,082
Total Shareholders’ Equity	324,886	789,863
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$240,926,431	$234,005,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from September 11, 2024 (Inception) Through September 30, 2024
General and administrative costs	$129,619	$464,977	$49,568
Loss from Operations	(129,619)	(464,977)	(49,568)

Other income:
Interest earned on marketable securities held in Trust Account	2,475,639	7,356,734	—
Total other income	2,475,639	7,356,734	—

Net income (loss)	$2,346,020	$6,891,757	$(49,568)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	23,000,000	—
Basic and diluted net income per redeemable Class A ordinary share	$0.08	$0.23	$—
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted (1)	6,590,000	6,590,000	5,000,000
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.08	$$0.23	$(0.01)

(1)	For the Period from September 11, 2024 (inception) through September 30, 2024, amount excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option was exercised (see Note 5). On December 11, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	84	5,750,000	575	—	582,883	583,542

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,447,373)	(2,447,373)

Net income	—	—	—	—	—	2,318,336	2,318,336

Balance – June 30, 2025 (unaudited)	840,000	84	5,750,000	575	—	453,846	454,505

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,475,639)	(2,475,639)

Net income	—	—	—	—	—	2,346,020	2,346,020

Balance – September 30, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$324,227	$324,886

FOR THE PERIOD FROM SEPTEMBER 11, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 11, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(49,568)	(49,568)

Balance – September 30, 2024 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(49,568)	$(24,568)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option was exercised (see Note 5). On December 11, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from September 11, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$6,891,757	$(49,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs (included in general and administrative costs) paid via issuance of founder shares	—	8,148
Payment of general and administrative costs via promissory note	—	36,420
Interest earned on marketable securities held in Trust Account	(7,356,734)	—
Changes in operating assets and liabilities:
Prepaid expenses	71,934	—
Accounts payable and accrued expenses	(61,207)	5,000
Due to Sponsor	90,000	—
Net cash used in operating activities	(364,250)	—

Net Change in Cash	(364,250)	—
Cash - Beginning of period	949,366	—
Cash - End of period	$585,116	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$93,000
Deferred offering costs paid through promissory note - related party	$—	$83,948
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$2,753
Deferred offering costs contributed by sponsor through promissory note	$—	$10,850
Prepaid services contributed in exchange for issuance of Class B ordinary shares	$—	$22,247

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through September 30, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $585,116 in cash and working capital surplus of $307,890. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of September 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 18, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Segment Reporting

The Company complies with ASC Topic 280, “Segment Reporting,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $585,116 and $949,366 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2025 and December 31, 2024, the Company reported $240,215,212 and $232,858,478 in marketable securities held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Share Rights		(2,760,000)
Class A ordinary shares issuance costs		(5,076,432)
Plus:
Remeasurement of carrying value to redemption value		10,694,910
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	232,858,478
Plus:
Remeasurement of carrying value to redemption value		2,433,722
Class A ordinary shares subject to possible redemption, March 31, 2025	23,000,000	235,292,200
Plus:
Remeasurement of carrying value to redemption value		2,447,373
Class A ordinary shares subject to possible redemption, June 30, 2025	23,000,000	237,739,573
Plus:
Remeasurement of carrying value to redemption value		2,475,639
Class A ordinary shares subject to possible redemption, September 30, 2025	23,000,000	$240,215,212

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2025 and for the period from September 11, 2024 (inception) through September 30, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
Basic and diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$1,823,537	$522,483	$5,356,891	$1,534,866
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.23	$0.23

	For the Period from September 11, 2024 (Inception) Through September 30, 2024
Basic and diluted net loss per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net loss	$—	$(49,568)
Denominator:
Weighted-average shares outstanding	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

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

As of September 30, 2025 and December 31, 2024, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 for these services, respectively. For the period from September 11, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services. At September 30, 2025 and December 31, 2024, the Company owed $97,000 and $7,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of September 30, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024

Assets:
Marketable Securities held in Trust Account	1	$240,215,212	$232,858,478

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

	September 30,	December 31,
	2025	2024
Cash	$585,116	$949,366
Marketable securities held in Trust Account	$240,215,212	$232,858,478

	For the Three Months Ended September 30, 2025	For the Nine months Ended September 30, 2025	For the Period from September 11, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$129,619	$464,977	$49,568
Interest earned on marketable securities held in Trust Account	$2,475,639	$7,356,734	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,346,020, which consisted of interest earned on marketable securities held in Trust Account of $2,475,639 offset by general and administrative expenses of $129,619.

For the nine months ended September 30, 2025, we had net income of $6,891,757, which consisted of interest earned on marketable securities held in Trust Account of $7,356,734, offset by general and administrative expenses of $464,977.

For the period from September 11, 2024 (inception) through September 30, 2024, we had a net loss of $49,568, which consisted of general and administrative expenses.

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

For the nine months ended September 30, 2025, net cash used in operating activities was $364,250. Net income of $6,891,757 was offset by interest earned on marketable securities of $7,356,734 and changes in operating assets and liabilities, which provided $100,727 of cash from operating activities.

For the period from September 11, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0. Net loss of $49,568 was offset by formation costs (included in general and administrative costs) paid via issuance of founder shares of $8,148, payment of general and administrative costs via promissory note of $36,420 and changes in operating assets and liabilities, which provided $5,000 of cash from operating activities.

At September 30, 2025, we had marketable securities held in the Trust Account of $240,215,212. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2025, we had cash of $585,116 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At September 30, 2025 and December 31, 2024, no amounts were outstanding under the Working Capital Loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” management believes that the funds which the Company has available following the completion of the initial public offering will enable it to sustain operations for a period of at least one year from the issuance date of these unaudited condensed financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2025, we incurred $30,000 and $90,000 for these services, respectively. At September 30, 2025 and December 31, 2024, we owed $97,000 and $7,000, respectively, for these services.

We have engaged Roth as an advisor in connection with its Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of September 30, 2025 and December 31, 2024, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At September 30, 2025, we have not identified any critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JACKSON ACQUISITION COMPANY II

Date: November 6, 2025	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)