Form 10-K
period 2025-12-31
Jackson Acquisition Co II
filed 2026-03-20
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of the Class A ordinary shares reported on the New York Stock Exchange on such date, was approximately $240.5 million.

As of March 19, 2026, there were 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

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

ii

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

Initial Public Offering and Private Placement

On December 11, 2024, we consummated our IPO of 23,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Ordinary Share”), and one right (the “Rights”) to receive one-tenth of one Class A Ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 840,000 units (the “Private Placement Units”) (495,000 Private Placement Units purchased by the Sponsor and 345,000 Private Placement Units purchased by Roth, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $8,400,000. In connection with the offering of the Units and the sale of Private Placement Units, the proceeds of $232,300,000 from the proceeds of the offering of the Units and the sale of Private Placement Units were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

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

Although our management team has extensive experience in the healthcare industry, we will not restrict our target search to this field. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing investment opportunities.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their equity securities, shares in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective path to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination in the amount of approximately $233.3 million, as of December 31, 2025, assuming no redemptions and after payment of the up to $9,200,000 of Marketing Fee, in each case, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

We may need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may (i) issue additional securities to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our Trust Account at such time, or (ii) incur debt in connection with our initial business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may also suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination be with one or more operating businesses or assets with an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business or other reasons, which include a variety of factors, including, but not limited to:

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

The purpose of such transaction could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted in favor of approving our business combination, as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

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

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in connection with our initial business combination in an amount that would cause our net tangible assets, after payment of the Marketing Fee, to be less than $5,000,001 (following such redemptions) upon the completion of our initial business combination or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or their respective affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 13, 2024, the Sponsor acquired 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. On November 18, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred an aggregate of 200,000 Founder Shares to our officers and directors at their original purchase price. The issuance of such Class B Ordinary Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the IPO, generating gross proceeds of $8,400,000. Of those 840,000 Private Placement Units, the Sponsor purchased 495,000 Private Placement Units and Roth Capital Partners, LLC purchased 345,000 Private Placement Units.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $9,115,597, which consists of interest earned of marketable securities held in the Trust Account of $9,684,710, offset by general and administrative expenses of $569,113.

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

For the year ended December 31, 2025, net cash used in operating activities was $427,590. Net income of $9,115,597 was offset by interest earned on marketable securities of $9,684,710 and changes in operating assets and liabilities, which provided $141,523 of cash from operating activities.

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

At December 31, 2025, we had marketable securities held in the Trust Account of $242,543,188. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $521,776 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At December 31, 2025 and 2024, no amounts were outstanding under the Working Capital Loans.

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of December 31, 2025, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024, we incurred $120,000 and $7,000, respectively, for these services. At December 31, 2025 and 2024, we owed $127,000 and $7,000, respectively, for these services.

We have engaged Roth as an advisor in connection with its Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of December 31, 2025 and 2024, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At December 31, 2025, we have not identified any critical accounting estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Directors and Officers

Name	Age	Title
Richard L. Jackson	72	Chief Executive Officer, Director
David Lawrence	68	Chief Financial Officer
Brian A. McCarthy	66	Director
J. Nicholas Ayers	43	Director
Stephan S. Rodgers	64	Director
Paul G. Gabos	60	Director

Richard L. Jackson has served as our Chairman and Chief Executive Officer since September 2024. Mr. Jackson is Founder, Chairman and Chief Executive Officer of Jackson Healthcare, LLC, a leading healthcare staffing company, where he has completed over $4 billion in financings and manages over $4 billion in assets across various sectors including biotech, debt, renewable energy, and real estate. Launched in 2000, the company has consistently expanded through acquisitions and organic growth to more than $3 billion in 2025 revenue and growing at a CAGR of approximately 21% over the prior 20 years. Today, the Jackson Healthcare portfolio includes twenty healthcare staffing, executive search and technology companies that include leaders and innovators in their respective markets (twelve of which companies were acquired). In healthcare staffing, its core focus, Jackson Healthcare is among the largest in the U.S. with more than 20,000 clinician providers across all fifty states. Mr. Jackson has served as Chief Executive Officer of Jackson Investment Group, LLC since 1989. From March 2021 to June 2023, Mr. Jackson served as President and Chief Executive Officer of Jackson Acquisition Company.

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

Brian A. McCarthy has served as an independent director since December 2024. Mr. McCarthy has served as a member of Patient Square’s Advisory Council since May 2023. Mr. McCarthy currently serves on the board of directors of Patterson Companies, a distributor of products, technologies, services and solutions for the animal and oral health industries, and Premier Inc., a healthcare improvement company. Over the course of his career, he has served as a financial advisor on over 125 health care transactions representing an aggregate transaction value in excess of $100 billion. From 2012 to August 2022, Mr. McCarthy served in various roles in the Healthcare Investment Banking Group at Bank of America, most recently as Vice Chairman. In this role, he was responsible for many of the bank’s most important healthcare clients. Prior to Bank of America, Mr. McCarthy served as the Head of the Healthcare Investment Banking Group at Oppenheimer & Co. Inc., from 2009 to 2012. Mr. McCarthy was Co-Head of Healthcare Investment Banking at J.P. Morgan from 2006 to 2008 and Managing Director and Co-Head of Healthcare at Lehman Brothers from 1999 to 2006, where he was a member of the Lehman Brothers Senior Client Council. Mr. McCarthy is also a member of the Board of Governors of Brown University’s School of Public Health and on the Advisory Board of Intus Care, a healthcare analytics platform company. Mr. McCarthy completed his B.A. at Brown University in 1981 and his M.B.A. at the Wharton School of Business in 1986. We believe that Mr. McCarthy’s extensive investment banking experience and his service in advisory roles for public companies qualify him to serve as a member of our board of directors.

J. Nicholas Ayers has served as an independent director since December 2024. Mr. Ayers is Vice Chairman and an early investor in America First Refining, a large-scale U.S. energy infrastructure project constructing the first new oil refinery built in the United States in approximately 50 years. Mr. Ayers also serves on the board of directors of Veeam Software, a global leader in data protection and ransomware recovery solutions, following its acquisition in partnership with Insight Venture Partners. He also serves on the board of directors of PSQ Holdings, Inc. (NYSE: PSQH). Previously, Mr. Ayers served in the White House as Assistant to the President and Chief of Staff to the Vice President of the United States from 2017 to 2019, where he was a senior advisor on economic policy, regulatory reform, and major domestic policy initiatives. Mr. Ayers received a B.S. in Political Science from Kennesaw State University. We believe that Mr. Ayers’ experience in government, capital markets, and corporate governance qualifies him to serve as a member of our board of directors.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Stephan Rodgers, Brian McCarthy and J. Nicholas Ayers. Stephan Rodgers serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is incorporated herein by reference as Exhibit 19.

Clawback Policy

Our clawback policy that applies to our executive officers (the “Policy”) became effective on December 9, 2024. The Policy complies with Exchange Act Rule 10D-1 and NYSE requirements and provides for recovery of erroneously awarded incentive-based compensation from current and former executive officers following an accounting restatement, without regard to whether any misconduct occurred.

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

Individual(1)	Entity	Entity’s Business	Affiliation
Richard Jackson(2)	Jackson Healthcare, LLC	Healthcare Staffing	Chief Executive Officer
	Jackson Investment Group, LLC	Investment Firm	Chief Executive Officer

Brian McCarthy(3)	Patient Square Capital Patterson Companies Premier Inc.	Private Equity Healthcare Products Healthcare Technology	Senior Advisor Director Director
	Brown School of Public Health	Educational Institution	Board of Governors

J. Nicholas Ayers(4)	America First Refining Veeam Software Group GmbH	Infrastructure IT Company	Vice Chairman Director
	PSQ Holdings, Inc.	Commerce and Payments	Director

Stephan Rodgers(5)	TowerBrook Capital Partners	Investment Firm	Managing Partner

Paul Gabos(6)	Kaliber Labs, Inc.	Software Developer	Co-Founding Chairman
	Airo Brands, Inc.	Consumer Packaged Goods	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Richard Jackson has a fiduciary duty with respect to each of the listed entities.
(3)	Brian McCarthy has a fiduciary duty with respect to each of the listed entities.
(4)	J. Nicholas Ayers has a fiduciary duty with respect to each of the listed entities.
(5)	Stephan Rodgers has a fiduciary duty with respect to each of the listed entities.
(6)	Paul Gabos has a fiduciary duty with respect to each of the listed entities.

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

Item 11. Executive Compensation.

David Lawrence and Stephan S. Rodgers each received 25,000 Founder Shares and J. Nicholas Ayers, Brian McCarthy and Paul G. Gabos each received 50,000 Founder Shares from our Sponsor. In addition, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. Our Sponsor has invested in us an aggregate of $4,975,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.004 per share) and the $4,950,000 purchase price for the Private Placement Units. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates.

On September 13, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering. On May 7, 2025, the Promissory Note was amended such that the Promissory Note is payable upon consummation of an initial Business Combination or upon liquidation of the Company. As of December 31, 2025, there was $198,024 outstanding under the Promissory Note. In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or one of its affiliates has committed to loan us funds as may be required to a maximum of $1,500,000 to fund our additional working capital requirements and transaction costs. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into units at the time of the business combination at a price of $10.00 per unit at the option of the lender. After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The beneficial ownership of our ordinary shares is based on an aggregate of 29,590,000 ordinary shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant to Section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class A Ordinary Shares
Richard Jackson(3)(4)	6,045,000	20.40%
David Lawrence	25,000	*
Brian McCarthy	50,000	*
J. Nicholas Ayers	50,000	*
Stephan Rodgers	25,000	*
Paul Gabos	50,000	*

All officers, directors, officer nominees and director nominees as a group (6 individuals)	6,245,000	21.1%

Greater than 5% Beneficial Owners
RJ Healthcare SPAC II, LLC(3)(4)	6,045,000	20.40%
The Goldman Sachs Group, Inc.(5)	1,786,628	7.50%
Barclays PLC(6)	1,623,321	6.80%
HGC Investment Management Inc(7)	1,475,200	6.19%
Meteora Capital, LLC(8)	1,439,593	6.04%
Hudson Bay Capital Management LP(9)	1,338,300	5.61%
AQR Capital Management, LLC(10)	1,239,792	5.20%
Glazer Capital, LLC(11)	1,224,464	5.14%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2655 Northwinds Parkway Alpharetta, GA 30009.
(2)	Interests shown include Founder Shares, classified as Class B Ordinary Shares. Such ordinary shares will convert into Class A Ordinary Shares on a one-for-one basis, subject to adjustment, as described in the exhibit entitled “Description of Securities.”

(3)	Richard L. Jackson, our Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his control over our Sponsor, as its managing member. Mr. Jackson disclaims beneficial ownership of our ordinary shares held by our Sponsor other than to the extent of his pecuniary interest in such shares.
(4)	Includes the ordinary shares underlying the 495,000 Private Placement Units that our Sponsor purchased in a private placement transaction.
(5)	According to a Schedule 13G/A filed on November 14, 2025 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, whose principal business address is 200 West Street New York, NY 10282.
(6)	According to a Schedule 13G/A filed on November 12, 2025 by Barclays PLC, whose principal business address is 1 Churchill Place, London - E14 5HP.
(7)	According to a Schedule 13G filed on February 17, 2026 by HGC Investment Management Inc, whose principal business address is 1027 Yonge St, Suite 301, Toronto, ON, M4W 2K9.
(8)	According to a Schedule 13G filed on November 14, 2025 by Meteora Capital, LLC, whose principal business address is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(9)	According to a Schedule 13G filed on August 8, 2025 by Hudson Bay Capital Management LP and Sander Gerber, whose principal business address is 290 Harbor Dr., Stamford, CT 06902.
(10)	According to a Schedule 13G/A filed on May 14, 2025 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC, whose principal business address is One Greenwich Plaza, Suite 130, Greenwich, CT 06830.
(11)	According to a Schedule 13G filed on August 14, 2025 by Glazer Capital, LLC and Paul J. Glazer, whose principal business address is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Promissory Note - Related Party

On September 13, 2024, the Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering. On May 7, 2025, the Promissory Note was amended such that the Promissory Note is payable upon consummation of an initial Business Combination or upon liquidation of the Company. As of December 31, 2025, there was $198,024 outstanding under the Promissory Note.

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

As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from December 9, 2024, to pay the Sponsor, a monthly fee of $10,000 for office space and administrative and support services pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated December 9, 2024 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. For the year ended December 31, 2025, the Company incurred and owes $127,000 for these services.

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

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown in connection with regulatory filings. The aggregate fees of WithumSmith+Brown for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024 totaled approximately $104,800 and $124,800 respectively. The aggregate fees of WithumSmith+Brown related to audit services in connection with our IPO totaled approximately $62,400. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024 we did not pay WithumSmith+Brown any audit-related fees.

Tax Fees. During the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-18

(2)	Financial Statements Schedules

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

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC, as representative of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

1.2	Business Combination Marketing Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.2 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on November 25, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024)

4.3	Specimen Right Certificate (included in Exhibit 4.4)

4.4	Rights Agreement, dated December 9, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

4.5	Description of Securities (incorporated herein by reference to Exhibit 4.5 to Form 10-K as filed with the Securities and Exchange Commission on March 18, 2025).

10.1	Letter Agreement, dated December 9, 2024, among the Company, its officers and directors, the Sponsor and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.2	Investment Management Trust Agreement, dated December 9, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.3	Registration Rights Agreement, dated December 9, 2024, among the Company, the Sponsor, Roth Capital Partners, LLC and certain security holders named therein (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.4	Private Placement Unit Purchase Agreement, dated December 9, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.5	Private Placement Unit Purchase Agreement, dated December 9, 2024, between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.6	Administrative Services Agreement, dated December 9, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.7	Indemnity Agreement, dated December 9, 2024, between the Company and Richard L. Jackson (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.8	Indemnity Agreement, dated December 9, 2024, between the Company and David Lawrence (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.9	Indemnity Agreement, dated December 9, 2024, between the Company and Brian A. McCarthy (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.10	Indemnity Agreement, dated December 9, 2024, between the Company and J. Nicholas Ayers (incorporated herein by reference to Exhibit 10.10 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.11	Indemnity Agreement, dated December 9, 2024, between the Company and Stephan S. Rodgers (incorporated herein by reference to Exhibit 10.11 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

10.12	Indemnity Agreement, dated December 9, 2024, between the Company and Paul G. Gabos (incorporated herein by reference to Exhibit 10.12 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).

14	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024).

19	Insider Trading Policies and Procedures, adopted February 20, 2025 (incorporated herein by reference to Exhibit 19 to Form 10-K as filed with the Securities and Exchange Commission on March 18, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Form of Clawback Policy (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on November 1, 2024).

101.INS	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON ACQUISITION COMPANY II

Date: March 20, 2026
	By:	/s/ Richard L. Jackson
Richard L. Jackson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard L. Jackson	Chief Executive Officer	March 20, 2026
Richard L. Jackson	(Principal Executive Officer)

/s/ David Lawrence	Chief Financial Officer	March 20, 2026
David Lawrence	(Principal Accounting and Financial Officer)

/s/ Brian A. McCarthy	Director	March 20, 2026
Brian A. McCarthy

/s/ J. Nicholas Ayers	Director	March 20, 2026
J. Nicholas Ayers

/s/ Stephan S. Rodgers	Director	March 20, 2026
Stephan S. Rodgers

/s/ Paul G. Gabos	Director	March 20, 2026
Paul G. Gabos

JACKSON ACQUISITION COMPANY II

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jackson Acquisition Company II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jackson Acquisition Company II (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2025 and for the period from September 11, 2024 (Inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and period from September 11, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 11, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ WithumSmith+Brown, PC

New York, New York

March 20, 2026

PCAOB ID Number 100

JACKSON ACQUISITION COMPANY II

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash	$521,776	$949,366
Prepaid expenses	111,284	113,530
Total Current Assets	633,060	1,062,896
Long-term prepaid insurance	—	84,507
Marketable securities held in Trust Account	242,543,188	232,858,478
Total Assets	$243,176,248	$234,005,881

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$87,286	$57,626
Accrued offering costs	—	94,890
Due to Sponsor	127,000	7,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	412,310	357,540

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.55 and $10.12 per share as of December 31, 2025 and 2024, respectively.	242,543,188	232,858,478

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024	575	575
Additional paid-in capital	—	408,122
Retained earnings	220,091	381,082
Total Shareholders’ Equity	220,750	789,863
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$243,176,248	$234,005,881

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from September 11, 2024 (Inception) Through December 31, 2024
General and administrative costs	$569,113	$177,396
Loss from Operations	(569,113)	(177,396)

Other income:
Interest earned on marketable securities held in Trust Account	9,684,710	558,478
Total other income	9,684,710	558,478

Net income	$9,115,597	381,082

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	4,144,144
Basic and diluted net income per redeemable Class A ordinary share	$0.31	$0.04
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic	6,590,000	5,045,045
Basic net income per non-redeemable Class A and Class B ordinary share	$0.31	$0.04
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted	6,590,000	5,646,396
Diluted net income per non-redeemable Class A and Class B ordinary share	$0.31	$0.04

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR PERIOD FROM SEPTEMBER 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — September 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Sale of Private Placement Units	840,000	84	—	—	8,399,916	—	8,400,000

Fair value of rights included in Public Units	—	—	—	—	2,760,000	—	2,760,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(81,309)	—	(81,309)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,694,910)	—	(10,694,910)

Net income	—	—	—	—	—	381,082	381,082

Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(9,276,588)	(9,684,710)

Net income	—	—	—	—	—	9,115,597	9,115,597

Balance – December 31, 2025	840,000	$84	5,750,000	$575	$—	$220,091	$220,750

The accompanying notes are an integral part of these financial statements.

JACKSON ACQUISITION COMPANY II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 11, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$9,115,597	$381,082
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,148
Payment of operating costs through promissory note	—	60,420
Interest earned on marketable securities held in Trust Account	(9,684,710)	(558,478)
Changes in operating assets and liabilities:
Prepaid expenses	86,753	(198,037)
Accounts payable	(65,230)	(2,968)
Due to Sponsor	120,000	7,000
Net cash used in operating activities	(427,590)	(302,833)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(232,300,000)
Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	8,400,000
Payment of offering costs	—	(247,801)
Net cash provided by financing activities	—	233,552,199

Net Change in Cash	(427,590)	949,366
Cash – Beginning of year	949,366	—
Cash – End of year	$521,776	$949,366

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$155,484
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$137,604
Offering costs paid to prepaid expense	$—	$14,099
Offering costs charged to Additional paid in capital	$—	$557,741

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $5,157,741, consisting of $4,600,000 of cash underwriting fees and $557,741 of other offering costs.

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

Additionally, recent changes in international trade policies and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

Going Concern

As of December 31, 2025, the Company had $521,776 in cash and working capital surplus of $220,750. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of December 31, 2025, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Segment Reporting

The Company complies with ASC Topic 280, “Segment Reporting,” which establishes reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $521,776 and $949,366 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2025 and 2024, the Company reported $242,543,188 and $232,858,478 in marketable securities held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Share Rights		(2,760,000)
Class A ordinary shares issuance costs		(5,076,432)
Plus:
Accretion of carrying value to redemption value		10,694,910
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	232,858,478
Plus:
Accretion of carrying value to redemption value		9,684,710
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	$242,543,188

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the year ended December 31, 2025 and for the period from September 11, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended December 31, 2025		For the Period from September 11, 2024 (Inception) Through December 31, 2024
Basic net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$7,085,459	$2,030,138	$171,861	$209,221
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	4,144,144	5,045,045
Basic net income per ordinary share	$0.31	$0.31	$0.04	$0.04

	For the Year Ended December 31, 2025		For the Period from September 11, 2024 (Inception) Through December 31, 2024
Diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$7,085,459	$2,030,138	$161,305	$219,777
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	4,144,144	5,646,396
Diluted net income per ordinary share	$0.31	$0.31	$0.04	$0.04

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2025 and 2024, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the year ended December 31, 2025, the Company incurred $120,000 for these services. For the period from September 11, 2024 (inception) through December 31, 2024, the Company incurred $7,000 for these services. At December 31, 2025 and 2024, the Company owed $127,000 and $7,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, there are no Working Capital Loans outstanding.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of December 31, 2025 and 2024, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025 and 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	December 31, 2024
Assets:
Marketable Securities held in Trust Account	1	$242,543,188	$232,858,478

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$521,776	$949,366
Marketable securities held in Trust Account	$242,543,188	$232,858,478

	For the Year Ended December 31, 2025	For the Period from September 11, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$569,113	$177,396
Interest earned on marketable securities held in Trust Account	$9,684,710	$558,478

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. general and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The CODM reviews interest earned on marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account fund while maintaining compliance with the trust agreement.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.