Form 10-Q
period 2026-03-31
Jackson Acquisition Co II
filed 2026-05-14
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 13, 2026, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$393,467	$521,776
Prepaid expenses	132,465	111,284
Total Current Assets	525,932	633,060

Marketable securities held in Trust Account	244,680,543	242,543,188
Total Assets	$245,206,475	$243,176,248

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$118,430	$87,286
Due to Sponsor	157,000	127,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	473,454	412,310

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.64 and $10.55 per share as of March 31, 2026 and December 31, 2025, respectively.	244,680,543	242,543,188

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Retained earnings	51,819	220,091
Total Shareholders’ Equity	52,478	220,750
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$245,206,475	$243,176,248

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$168,272	$206,321
Loss from Operations	(168,272)	(206,321)

Other income:
Interest earned on marketable securities held in Trust Account	2,137,355	2,433,722
Total other income	2,137,355	2,433,722

Net income	$1,969,083	$2,227,401

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.08
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	6,590,000	6,590,000
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.07	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2025	840,000	$84	5,750,000	$575	$—	$220,091	$220,750

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,137,355)	(2,137,355)

Net income	—	—	—	—	—	1,969,083	1,969,083

Balance – March 31, 2026 (unaudited)	840,000	$84	5,750,000	$575	$—	$51,819	$52,478

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$582,883	$583,542

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,969,083	$2,227,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,137,355)	(2,433,722)
Changes in operating assets and liabilities:
Prepaid expenses	(21,181)	(34,701)
Accounts payable and accrued expenses	31,144	17,624
Due to Sponsor	30,000	30,000
Net cash used in operating activities	(128,309)	(193,398)

Net Change in Cash	(128,309)	(193,398)
Cash - Beginning of period	521,776	949,366
Cash - End of period	$393,467	$755,968

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$2,433,722

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on December 11, 2024, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, the Company may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (December 11, 2026) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per Public Share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. The Company’s rights do not have redemption rights in connection with the completion of a Business Combination. The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it will complete a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction) and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares regardless of whether it votes, and if it votes, regardless of whether it votes for or against the proposed Business Combination.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the U.S.-Iran-Israel conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S.-Iran-Israel conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Additionally, recent changes in international trade policies and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2026, the Company had $393,467 in cash and working capital surplus of $52,478. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of March 31, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $393,467 and $521,776 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Company reported $244,680,543 and $242,543,188 in marketable securities held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	$232,858,478
Plus:
Accretion of carrying value to redemption value		9,684,710
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	242,543,188
Plus:
Accretion of carrying value to redemption value		2,137,355
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	$244,680,543

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Basic and diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$1,530,548	$438,535	$1,731,336	$496,065
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

On November 18, 2024, the Sponsor transferred 200,000 Founder Shares to the Company’s officers and directors at their original purchase price. The sale of the Founder Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 shares granted to the Company’s director nominees was $206,000 or $1.03 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

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

As of March 31, 2026 and December 31, 2025, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 for these services. At March 31, 2026 and December 31, 2025, the Company owed $157,000 and $127,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Shares, Private Placement Units, and any Units that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Units and Units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was entered into on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of March 31, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable Securities held in Trust Account	1	$244,680,543	$242,543,188

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$393,467	$521,776
Marketable securities held in Trust Account	$244,680,543	$242,543,188

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$168,272	$206,321
Interest earned on marketable securities held in Trust Account	$2,137,355	$2,433,722

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, discussed below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,969,083, which consists of interest earned on marketable securities held in the Trust Account of $2,137,355 offset by general and administrative expenses of $168,272.

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

For the three months ended March 31, 2026, net cash used in operating activities was $128,309. Net income of $1,969,083 was offset by interest earned on marketable securities of $2,137,355 and changes in operating assets and liabilities, which provided $39,963 of cash from operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $193,398. Net income of $2,227,401 was offset by interest earned on marketable securities of $2,433,722 and changes in operating assets and liabilities, which provided $12,923 of cash from operating activities.

At March 31, 2026, we had marketable securities held in the Trust Account of $244,680,543. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $393,467 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At March 31, 2026 and December 31, 2025, no amounts were outstanding under the Working Capital Loans.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of March 31, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026 and 2025 we incurred $30,000 for these services. At March 31, 2026 and December 31, 2025, we owed $157,000 and $127,000, respectively, for these services.

We have engaged Roth as an advisor in connection with its Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of March 31, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At March 31, 2026, we have not identified any critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, except as described below.

The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares, rights and units are listed on the New York Stock Exchange (“NYSE”). We are subject to compliance with the NYSE’s continued listing requirements in order to maintain the listing of our securities on the NYSE. Such continued listing requirements for the Class A ordinary shares include:

●	maintaining an average aggregate global market capitalization of at least $50,000,000 or an average aggregate global market capitalization attributable to publicly-held Class A ordinary shares of at least $40,000,000, excluding Class A ordinary shares held by our directors, officers, or their immediate families and other concentrated holdings of ten percent or greater, in each case measured over thirty consecutive trading days;

●	300 public shareholders; and

●	600,000 publicly-held Class A ordinary shares.

On February 6, 2026, we received a notice from the NYSE that we were not in compliance with NYSE listing standard 802.01B because we had fallen below compliance with the 300 public shareholders requirement. In accordance with the NYSE listing requirements, we submitted a plan that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. The notice has no immediate impact on the listing or trading of our securities on the NYSE. If the NYSE approves our plan, our securities are expected to continue to be listed and traded on the NYSE during the applicable cure period, subject to our compliance with other NYSE listing standards and periodic review by the NYSE of our progress under the plan.

We cannot assure you that we will continue to meet the NYSE’s continued listing requirements. If our securities do not meet the NYSE’s continued listing requirements, the NYSE may delist our securities from trading on its exchange. If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that the Class A ordinary shares could be deemed a “penny stock” which will require brokers trading in Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares, units and rights currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

JACKSON ACQUISITION COMPANY II

Date: May 13, 2026	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)