Form 10-Q
period 2026-06-30
Jackson Acquisition Co II
filed 2026-08-11
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$358,338	$521,776
Prepaid expenses	85,995	111,284
Total Current Assets	444,333	633,060

Marketable securities held in Trust Account	246,845,170	242,543,188
Total Assets	$247,289,503	$243,176,248

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$191,410	$87,286
Due to Sponsor	187,000	127,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	576,434	412,310

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.73 and $10.55 per share as of June 30, 2026 and December 31, 2025, respectively.	246,845,170	242,543,188

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
(Accumulated deficit) Retained earnings	(132,760)	220,091
Total Shareholders’ (Deficit) Equity	(132,101)	220,750
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$247,289,503	$243,176,248

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$184,579	$129,037	$352,851	$335,358
Loss from Operations	(184,579)	(129,037)	(352,851)	(335,358)

Other income:
Interest earned on marketable securities held in Trust Account	2,164,627	2,447,373	4,301,982	4,881,095
Total other income	2,164,627	2,447,373	4,301,982	4,881,095

Net income	$1,980,048	$2,318,336	$3,949,131	$4,545,737

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.08	$0.13	$0.15
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	6,590,000	6,590,000	6,590,000	6,590,000
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.07	$0.08	$0.13	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2025	840,000	$84	5,750,000	$575	$—	$220,091	$220,750

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,137,355)	(2,137,355)

Net income	—	—	—	—	—	1,969,083	1,969,083

Balance – March 31, 2026 (unaudited)	840,000	84	5,750,000	575	—	51,819	52,478

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,164,627)	(2,164,627)

Net income	—	—	—	—	—	1,980,048	1,980,048

Balance – June 30, 2026 (unaudited)	840,000	$84	5,750,000	$575	$—	$(132,760)	$(132,101)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	84	5,750,000	575	—	582,883	583,542

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,447,373)	(2,447,373)

Net income	—	—	—	—	—	2,318,336	2,318,336

Balance – June 30, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$453,846	$454,505

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,949,131	$4,545,737
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,301,982)	(4,881,095)
Changes in operating assets and liabilities:
Prepaid expenses	25,289	24,020
Accounts payable and accrued expenses	104,124	23,633
Due to Sponsor	60,000	60,000
Net cash used in operating activities	(163,438)	(227,705)

Net Change in Cash	(163,438)	(227,705)
Cash - Beginning of period	521,776	949,366
Cash - End of period	$358,338	$721,661

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on December 11, 2024, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds are held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, the Company may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (December 11, 2026) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per Public Share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. Holders of the Company’s rights do not have redemption rights in connection with the completion of a Business Combination. The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.

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

Going Concern

As of June 30, 2026, the Company had $358,338 in cash and working capital deficit of $132,101. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of June 30, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $358,338 and $521,776 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company reported $246,845,170 and $242,543,188 in marketable securities held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	$232,858,478
Plus:
Accretion of carrying value to redemption value		9,684,710
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	242,543,188
Plus:
Accretion of carrying value to redemption value		2,137,355
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	244,680,543
Plus:
Accretion of carrying value to redemption value		2,164,627
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	$246,845,170

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Basic and diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$1,539,071	$440,977	$1,802,019	$516,317	$3,069,619	$879,512	$3,533,354	$1,012,383
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.13	$0.13	$0.15	$0.15

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

The Company’s initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Parties

On September 13, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering.

On May 7, 2025, the Promissory Note was amended such that the Promissory Note is payable upon consummation of an initial Business Combination or upon liquidation of the Company.

As of June 30, 2026 and December 31, 2025, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2026 and 2025, the Company incurred $30,000 and $60,000, respectively, for these services. At June 30, 2026 and December 31, 2025, the Company owed $187,000 and $127,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Shares, Private Placement Units, and any Units that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares underlying the Private Placement Units and Units that may be issued upon conversion of Working Capital Loans and issuable upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was entered into on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of June 30, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable Securities held in Trust Account	1	$246,845,170	$242,543,188

At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report information in their financial statements about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30,	December 31,
	2026	2025
Cash	$358,338	$521,776
Marketable securities held in Trust Account	$246,845,170	$242,543,188

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$184,579	$129,037	$352,851	$335,358
Interest earned on marketable securities held in Trust Account	$2,164,627	$2,447,373	$4,301,982	$4,881,095

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective investment strategy for the Trust Account funds while maintaining compliance with the Trust Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, discussed below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,980,048, which consists of interest earned on marketable securities held in the Trust Account of $2,164,627 offset by general and administrative expenses of $184,579.

For the three months ended June 30, 2025, we had net income of $2,318,336, which consisted of interest earned on marketable securities held in Trust Account of $2,447,373, offset by general and administrative expenses of $129,037.

For the six months ended June 30, 2026, we had net income of $3,949,131, which consists of interest earned on marketable securities held in the Trust Account of $4,301,982 offset by general and administrative expenses of $352,851.

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

For the six months ended June 30, 2026, net cash used in operating activities was $163,438. Net income of $3,949,131 was offset by interest earned on marketable securities of $4,301,982 and changes in operating assets and liabilities, which provided $189,413 of cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $227,705. Net income of $4,545,737 was offset by interest earned on marketable securities of $4,881,095 and changes in operating assets and liabilities, which provided $107,653 of cash from operating activities.

At June 30, 2026, we had marketable securities held in the Trust Account of $246,845,170. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $358,338 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At June 30, 2026 and December 31, 2025, no amounts were outstanding under the Working Capital Loans.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of June 30, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2026 and 2025, we incurred $30,000 and $60,000, respectively, for these services. At June 30, 2026 and December 31, 2025, we owed $187,000 and $127,000, respectively, for these services.

We have engaged Roth as an advisor in connection with our Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of June 30, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At June 30, 2026, we have not identified any critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2026, we received a notice from the NYSE that we were not in compliance with NYSE listing standard 802.01B because we had fallen below compliance with the 300 public shareholders requirement. In accordance with the NYSE listing requirements, we submitted a plan on March 19, 2026 that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. On April 29, 2026, the NYSE notified us it had accepted our plan and that we are eligible to continue our listing during a plan period that expires on August 6, 2027 (the “Plan Period”), subject to our compliance with other NYSE continued listing standards and periodic review by the NYSE of our progress under the plan.

The NYSE’s acceptance of our plan is subject to ongoing conditions, and our continued listing during the Plan Period is not assured. Our plan is heavily dependent on the announcement or completion of a contemplated Business Combination, and our failure to demonstrate consistent progress toward that goal could result in the NYSE subjecting us to immediate reassessment. To regain compliance, we must achieve the minimum continued listing standard of at least 300 total stockholders by the completion of the cure period. The NYSE will commence suspension and delisting procedures against us if we fail to satisfy the applicable requirements at the appropriate time, and we can provide no assurance that we will regain compliance with NYSE listing standard 802.01B within the Plan Period or maintain compliance with the NYSE’s other continued listing standards.

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

JACKSON ACQUISITION COMPANY II

Date: August 11, 2026	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)