Form 10-Q
period 2026-09-30
Jackson Acquisition Co II
filed 2026-11-06
CIK 2039058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 6, 2026, there are 23,840,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

JACKSON ACQUISITION COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACKSON ACQUISITION COMPANY II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$296,256	$521,776
Prepaid expenses	44,371	111,284
Total Current Assets	340,627	633,060

Marketable securities held in Trust Account	249,095,889	242,543,188
Total Assets	$249,436,516	$243,176,248

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$312,057	$87,286
Due to Sponsor	217,000	127,000
Promissory note - related party	198,024	198,024
Total Current Liabilities	727,081	412,310

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.83 and $10.55 per share as of September 30, 2026 and December 31, 2025, respectively	249,095,889	242,543,188

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 840,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(387,113)	220,091
Total Shareholders’ (Deficit) Equity	(386,454)	220,750
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$249,436,516	$243,176,248

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$254,353	$129,619	$607,204	$464,977
Loss from operations	(254,353)	(129,619)	(607,204)	(464,977)

Other income:
Interest earned on marketable securities held in Trust Account	2,250,719	2,475,639	6,552,701	7,356,734
Total other income	2,250,719	2,475,639	6,552,701	7,356,734

Net income	$1,996,366	$2,346,020	$5,945,497	$6,891,757

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.08	$0.20	$0.23
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	6,590,000	6,590,000	6,590,000	6,590,000
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.07	$0.08	$0.20	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2025	840,000	$84	5,750,000	$575	$—	$220,091	$220,750

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,137,355)	(2,137,355)

Net income	—	—	—	—	—	1,969,083	1,969,083

Balance – March 31, 2026 (unaudited)	840,000	84	5,750,000	575	—	51,819	52,478

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,164,627)	(2,164,627)

Net income	—	—	—	—	—	1,980,048	1,980,048

Balance – June 30, 2026 (unaudited)	840,000	84	5,750,000	575	—	(132,760)	(132,101)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,250,719)	(2,250,719)

Net income	—	—	—	—	—	1,996,366	1,996,366

Balance – September 30, 2026 (unaudited)	840,000	$84	5,750,000	$575	$—	$(387,113)	$(386,454)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	840,000	$84	5,750,000	$575	$408,122	$381,082	$789,863

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(408,122)	(2,025,600)	(2,433,722)

Net income	—	—	—	—	—	2,227,401	2,227,401

Balance – March 31, 2025 (unaudited)	840,000	84	5,750,000	575	—	582,883	583,542

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,447,373)	(2,447,373)

Net income	—	—	—	—	—	2,318,336	2,318,336

Balance – June 30, 2025 (unaudited)	840,000	84	5,750,000	575	—	453,846	454,505

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,475,639)	(2,475,639)

Net income	—	—	—	—	—	2,346,020	2,346,020

Balance – September 30, 2025 (unaudited)	840,000	$84	5,750,000	$575	$—	$324,227	$324,886

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$5,945,497	$6,891,757
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,552,701)	(7,356,734)
Changes in operating assets and liabilities:
Prepaid expenses	66,913	71,934
Accounts payable and accrued expenses	224,771	(61,207)
Due to Sponsor	90,000	90,000
Net cash used in operating activities	(225,520)	(364,250)

Net Change in Cash	(225,520)	(364,250)
Cash - Beginning of period	521,776	949,366
Cash - End of period	$296,256	$585,116

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 11, 2024 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company seeks shareholder approval in connection with a Business Combination, it will complete a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would not be voted in favor of approving the Business Combination transaction) and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares regardless of whether it votes, and if it votes, regardless of whether it votes for or against the proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.

The Company will have until 24 months from the closing of the Initial Public Offering (December 11, 2026) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On October 27, 2026, the Company filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders scheduled to be held on November 20, 2026. At the meeting, the Company’s shareholders will be asked to consider and vote upon proposals to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement to permit the Company’s board of directors, without another shareholder vote, to extend the date by which the Company must consummate a Business Combination from December 11, 2026 up to twelve times, each by one additional month, through December 11, 2027. The proposed amendments are subject to shareholder approval.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to the Business Combination Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the U.S.-Iran-Israel conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the U.S.-Iran-Israel conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Additionally, recent changes in international trade policies and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed financial statements.

Going Concern

As of September 30, 2026, the Company had $296,256 in cash and a working capital deficit of $386,454. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of September 30, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $296,256 and $521,776 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

At September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2026 and December 31, 2025, the Company reported $249,095,889 and $242,543,188 in marketable securities held in the Trust Account, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Share Rights

The Company accounts for the Public Share Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit (retained earnings). Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption, December 31, 2024	23,000,000	$232,858,478
Plus:
Accretion of carrying value to redemption value		9,684,710
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	242,543,188
Plus:
Accretion of carrying value to redemption value		2,137,355
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	244,680,543
Plus:
Accretion of carrying value to redemption value		2,164,627
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	246,845,170
Plus:
Accretion of carrying value to redemption value		2,250,719
Class A ordinary shares subject to possible redemption, September 30, 2026	23,000,000	$249,095,889

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Basic and diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Numerator:
Allocation of net income	$1,551,755	$444,611	$1,823,537	$522,483	$4,621,373	$1,324,124	$5,356,891	$1,534,866
Denominator:
Weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.20	$0.20	$0.23	$0.23

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 11, 2024, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination, as described in more detail below (the “Public Share Rights”). Every ten Public Share Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Roth purchased an aggregate of 840,000 Private Placement Units (495,000 Private Placement Units purchased by the Sponsor and 345,000 Private Placement Units purchased by Roth or its designees), at a price of $10.00 per Private Placement Unit from the Company in a private placement, generating gross proceeds of $8,400,000. A portion of the proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying ordinary shares (“Private Placement Shares”) and rights (“Private Placement Rights”)) are identical to the Units (including the underlying Public Shares and Public Share Rights) sold in the Initial Public Offering.

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

On November 18, 2024, the Sponsor transferred 200,000 Founder Shares to the Company’s Chief Financial Officer and director nominees at their original purchase price. The sale of the Founder Shares to the Company’s Chief Financial Officer and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 Founder Shares granted to the Company’s Chief Financial Officer and director nominees was $206,000 or $1.03 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

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

As of September 30, 2026 and December 31, 2025, there was $198,024 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on December 9, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2026 and 2025, the Company incurred $30,000 and $90,000, respectively, for these services. At September 30, 2026 and December 31, 2025, the Company owed $217,000 and $127,000, respectively, for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Shares, Private Placement Units, and any Units that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares underlying the Private Placement Units and Units that may be issued upon conversion of Working Capital Loans and issuable upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was entered into on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Fee

The Company has engaged Roth as an advisor in connection with its Business Combination. The Company will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of its initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of September 30, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

NOTE 7 — SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 840,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 13, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per-share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable Securities held in Trust Account	1	$249,095,889	$242,543,188

At September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities and have readily determinable values using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

	September 30,	December 31,
	2026	2025
Cash	$296,256	$521,776
Marketable securities held in Trust Account	$249,095,889	$242,543,188

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$254,353	$129,619	$607,204	$464,977
Interest earned on marketable securities held in Trust Account	$2,250,719	$2,475,639	$6,552,701	$7,356,734

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective investment strategy for the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as follows.

On October 27, 2026, the Company filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders scheduled to be held on November 20, 2026. At the meeting, shareholders will be asked to consider and vote upon proposals to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement to permit the Company’s board of directors, without another shareholder vote, to extend the date by which the Company must consummate a Business Combination from December 11, 2026 up to twelve times, each by one additional month, through December 11, 2027.

If the proposed amendments are approved and implemented, each one-month extension will require the Sponsor, or its affiliates or designees, to deposit into the Trust Account an amount equal to the lesser of (i) $250,000 and (ii) $0.02 for each Public Share that is not redeemed in connection with the meeting. Each deposit will be made in exchange for a non-interest bearing, unsecured promissory note. In connection with the meeting, holders of Public Shares may elect to redeem all or a portion of their Public Shares for their pro rata portion of the funds held in the Trust Account. As of the date these unaudited condensed financial statements were issued, the meeting had not occurred and the proposed amendments had not been approved or implemented.

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

Recent Developments

Extension Proposal

On October 27, 2026, we filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders scheduled to be held on November 20, 2026. At the meeting, shareholders will be asked to consider and vote upon proposals to amend and restate our Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement to permit our board of directors, without another shareholder vote, to extend the date by which we must consummate a Business Combination from December 11, 2026 up to twelve times, each by one additional month, through December 11, 2027.

If the proposed amendments are approved and implemented, each one-month extension will require our Sponsor, or its affiliates or designees, to deposit into the Trust Account an amount equal to the lesser of $250,000 and $0.02 for each Public Share that is not redeemed in connection with the meeting. Public shareholders may elect to redeem their Public Shares in connection with the meeting. We cannot predict whether the proposals will be approved or implemented or the number of Public Shares, if any, that will be submitted for redemption.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, discussed below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,996,366, which consisted of interest earned on marketable securities held in the Trust Account of $2,250,719 offset by general and administrative expenses of $254,353.

For the three months ended September 30, 2025, we had net income of $2,346,020, which consisted of interest earned on marketable securities held in Trust Account of $2,475,639 offset by general and administrative expenses of $129,619.

For the nine months ended September 30, 2026, we had net income of $5,945,497, which consisted of interest earned on marketable securities held in the Trust Account of $6,552,701 offset by general and administrative expenses of $607,204.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $225,520. Net income of $5,945,497 was offset by interest earned on marketable securities of $6,552,701 and changes in operating assets and liabilities, which provided $381,684 of cash from operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $364,250. Net income of $6,891,757 was offset by interest earned on marketable securities of $7,356,734 and changes in operating assets and liabilities, which provided $100,727 of cash from operating activities.

At September 30, 2026, we had marketable securities held in the Trust Account of $249,095,889. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, if any, to complete an initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash of $296,256 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. At September 30, 2026 and December 31, 2025, no amounts were outstanding under the Working Capital Loans.

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of September 30, 2026, the Company has determined that mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 11, 2026 to consummate a Business Combination. Additionally, the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the Completion Window. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2026 and 2025, we incurred $30,000 and $90,000, respectively, for these services. At September 30, 2026 and December 31, 2025, we owed $217,000 and $127,000, respectively, for these services.

We have engaged Roth as an advisor in connection with our Business Combination. We will pay Roth a cash fee (the “Business Combination Marketing Fee”) for such services upon the consummation of our initial Business Combination in an amount up to 4.0% of the gross proceeds of the Initial Public Offering, an aggregate of up to $9,200,000 after the underwriters exercised their over-allotment option in full on December 11, 2024. As of September 30, 2026 and December 31, 2025, no Business Combination Marketing Fee has been incurred or recorded.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At September 30, 2026, we have not identified any critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The NYSE’s acceptance of our plan is subject to ongoing conditions, and our continued listing during the Plan Period is not assured. Our plan is heavily dependent on the announcement or completion of a contemplated Business Combination, and our failure to demonstrate consistent progress toward that goal could result in the NYSE subjecting us to immediate reassessment. To regain compliance, we must achieve the minimum continued listing standard of at least 300 public stockholders by the completion of the Plan Period. The NYSE will commence suspension and delisting procedures against us if we fail to satisfy the applicable requirements at the appropriate time, and we can provide no assurance that we will regain compliance with NYSE listing standard 802.01B within the Plan Period or maintain compliance with the NYSE’s other continued listing standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 11, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON ACQUISITION COMPANY II

Date: November 6, 2026	By:	/s/ Richard L. Jackson
	Name:	Richard L. Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ David Lawrence
	Name:	David Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)